Form 10QSB
period 1996-03-31
INTEGRATED COMMUNICATION NETWORK INC
filed 1996-05-15
CIK 927856

                                  FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1996 COMMISSION FILE NO. 0-26294


                     INTEGRATED COMMUNICATION NETWORK, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


          DELAWARE                                               65-0348857
  (STATE OF OTHER JURISDICTION                               (I.R.S. EMPLOYER
          OF INCORPORATION)                               IDENTIFICATION NUMBER)



                         444 BRICKELL AVENUE, SUITE 900
                             MIAMI,  FLORIDA 33131
                    (ADDRESS OF  PRINCIPAL EXECUTIVE OFFICE)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (305) 530-0200


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                YES  X    NO___
                                    ---
AS OF MAY 10, 1996 THE REGISTRANT HAD 2,372,500 SHARES OF COMMON STOCK, ISSUED AND OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    YES____     NO X
                                                                ---
     ________________________

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENT

         Attached

                         PART I - FINANCIAL STATEMENTS
                         ITEM I - FINANCIAL STATEMENTS
            INTEGRATED COMMUNICATION NETWORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      March 31,  December 31,
                                                                        1996          1995
                                                                    -----------  ------------
                                                                    (Unaudited)
Current assets
   Cash and cash equivalents                                         $  142,430    $1,317,609
   Accounts receivable, less allowance for doubtful accounts of approximately $527,000 at March 31, 1996 and $891,500
     at December 31, 1995, respectively                                 486,260       799,039
   Inventory                                                             94,355        94,355
   Prepaid media costs                                                   57,554       119,807
   Income tax receivable                                                370,264       243,420
   Other receivable                                                      37,600        40,600
   Prepaid royalties and fees                                            62,719        33,738
                                                                     ----------    ----------

              Total current assets                                    1,251,182     2,648,568

Furniture, fixtures and equipment, net of accumulated depreciation of $28,780 at March 31, 1996 and $24,130 at December 31, 1995,
 respectively                                                           100,915       103,455

Other assets
   Deferred production costs, net                                       150,782       122,854
   Deposits                                                             377,821       863,256
   Other assets                                                          33,477             -
                                                                     ----------    ----------
              Total assets                                           $1,914,177    $3,738,133
                                                                     ==========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
   Bank overdraft                                                    $  255,756    $  461,821
   Accounts payable                                                     651,263       582,698
   Accrued expenses                                                     446,938       685,450
   Notes payable - service provider                                     472,671       740,844
   Notes payable - other                                                 13,888        15,556
                                                                     ----------    ----------

              Total current liabilities                               1,840,516     2,486,369

Commitments                                                                   -             -

Stockholders' equity
   Preferred stock - $.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding                             -             -
   Common stock - $.01 par value, 10,000,000 shares
     authorized, 2,355,000 shares and 2,350,000 shares
     issued and outstanding at March 31, 1996 and
     December 31, 1995, respectively                                     23,550        23,500
   Additional paid-in capital                                         5,601,928     5,596,978
   Retained deficit                                                  (5,551,817)   (4,368,714)
                                                                     ----------    ----------

              Total stockholders' equity                                73,661     1,251,764
                                                                     ----------    ----------
              Total liabilities and stockholders' equity             $1,914,177    $3,738,133
                                                                     ==========    ==========

The accompanying notes are an integral part of these statements.

            INTEGRATED COMMUNICATION NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                      Three Months Ended
                                                          March 31,
                                                     ----------------------
                                                        1996        1995
                                                     ----------  ----------
    Revenue - net                                   $ 2,784,127  $6,055,648

    Operating costs and expenses
      Cost of sales                                   3,165,058   4,614,274
      General and administrative                        919,793     987,499
                                                    -----------  ----------

               Total operating costs and expenses     4,084,851   5,601,773
                                                    -----------  ----------

               Earnings (loss) from operations       (1,300,724)    453,875
                                                    -----------  ----------

    Other income (expense)
      Interest income                                     7,692           -
      Interest expense                                  (21,071)    (94,241)
      Other income                                            -       4,660
                                                    -----------  ----------

               Total other expense                      (13,379)    (89,581)
                                                    -----------  ----------

               Earnings (loss) before provision
                for income taxes                     (1,314,103)    364,294

     Provision (benefit) for income taxes              (131,000)    158,114
                                                    -----------  ----------

               Net earnings (loss)                 $ (1,183,103) $  206,180
                                                   ============  ==========

    Earnings (loss) per share - primary            $       (.50) $      .17
                                                   ============  ==========

    Earnings (loss) per share - fully diluted      $       (.50) $      .13
                                                   ============  ==========




The accompanying notes are an integral part of these statements.

            INTEGRATED COMMUNICATION NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                  Three Months Ended
                                                                        March 31,
                                                                -----------------------
                                                                   1996         1995
                                                                ----------   ----------

Cash flows from operating activities:
   Net earnings (loss)                                         $(1,183,103)  $ 206,180
   Adjustments to reconciled net earnings (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                127,166     202,902
      Provision for bad debts                                     (364,500)    221,777
      Provision for deferred taxes                                       -     (85,733)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                677,279    (494,905)
         (Increase) in prepaid expenses                            (28,981)    (61,922)
         (Increase) in deferred production costs                  (150,444)   (143,292)
         Decrease (increase) in prepaid media costs                 62,253    (315,558)
         (Increase) in income tax receivable                      (126,844)          -
         Decrease in other receivable                                3,000           -
         (Increase) in security deposits                                 -      (5,643)
         Increase (decrease) in accounts payable                    68,565    (315,462)
         (Decrease) in accrued expenses                           (238,512)    (54,489)
         Increase in income taxes payable                                -     243,847
                                                               -----------   ---------
            Net cash used in operating activities               (1,154,121)   (602,298)

Cash used in investing activities:
   Purchase of joint venture interest                              (33,477)          -
   Purchase of furniture, fixtures and equipment                    (2,110)    (15,938)
                                                               -----------   ---------
            Net cash used in investing activities                  (35,587)    (15,938)

Cash flows from financing activities:
   Reduction in bank overdrafts                                   (206,065)          -
   Deferred financing and offering costs                                 -    (173,145)
   Deposit with lender                                             485,435    (534,417)
   (Repayment) proceeds of loan - service provider - net          (268,173)    283,461
   Repayment of loans - other                                       (1,668)    (52,304)
   Proceeds from issuance of subordinated debentures                     -   1,125,000
   Proceeds from issuance of common stock                            5,000           -
   Stock subscriptions received                                          -         100
                                                               -----------   ---------
            Net cash provided by financing activities               14,529     648,695
                                                               -----------   ---------

Net change in cash                                              (1,175,179)     30,459

Cash - beginning of period                                       1,317,609           -
                                                               -----------   ---------

Cash - end of period                                           $   142,430   $  30,459
                                                               ===========   =========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                      $    21,071   $  68,305
                                                               ===========   =========


The accompanying notes are an integral part of these statements.

            INTEGRATED COMMUNICATION NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   THE COMPANY

     Organization

     Integrated Communication Network, Inc. (ICNI), a Delaware corporation incorporated on January 21, 1992 and based in Miami, Florida, is a direct response marketing company, which was capitalized and commenced operations in December 1993 and produces infomercial and short form commercials designed to motivate television viewers to place telephone orders. Business is conducted through several wholly-owned subsidiaries and one affiliated company. Integrated Communication Network, Inc. and its Subsidiaries are defined herein as the "Company."

     Principles of Consolidation

     The consolidated financial statements include the accounts of Integrated Communication Network, Inc. and its wholly-owned subsidiaries: Ormazd, Inc., 900 International Network Direct, Inc., Telemedia, Inc., Bellesse International, Inc., SynerVision Productions, Inc., ICNI Management Corp., The Romance Network, Inc., Psychic Value Network, Inc., Universal Psychic Network, Inc., and Global Music Network, Inc. All significant intercompany transactions have been eliminated in the consolidated financial statements.

     Consolidated Financial Statements

     The quarterly consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirement of Regulation S-B. Certain information and footnote disclosures which would be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated financial statements be read in conjunction with the Company's audited annual consolidated financial statement and footnotes thereto contained in its December 31, 1995 10KSB.

2.   INCOME TAXES

     The Company estimates that its foreign tax losses will be approximately $330,000 for the year ended December 31, 1996. This loss will be carried back to an earlier year resulting in a tax benefit of approximately $131,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31,1996 compared to the Three Months Ended March 31,
1995

Total revenues consist of revenues, net of chargebacks processed and to be processed by the long distance carrier. Total net revenues for the three months ended March 31, 1996 decreased by $3,271,521, or approximately 54%, to $2,784,127 from $6,055,648 for the three months ended March 31, 1995. This decrease is attributable to discontinuation of business in Puerto Rico in September 1995, the decreased revenues of the Exitos and the JoJo infomercials, and the lower than expected results of the Stallone show. Puerto Rico accounted for approximately $1,500,000 of net revenues for the 1995 period. The decreased revenue of the Exitos show was due to predictable declines associated with aging (the show has been aired for over one year) and the reduction of media buys due to unfavorable rates. The Company has produced a new version of Exitos entitled "En Pos del Milenio", which began airing around March 17, 1996. The JoJo infomercial was also aged (about 10 months) and has been reworked as a new show entitled "On the Verge of the Millennium" (both French and English versions), which began airing on April 1, 1996. The Company stopped airing the Stallone show on March 31, 1996 due to its poor performance. For the three months ended March 31, 1996, the Exitos infomercial generated net revenues of $763,789 (27%), the Jojo infomercial generated net revenues of $1,374,865 (50%), and the Stallone show generated net revenues of $623,179 (23%). Chargebacks for the three months ended March 31, 1996 and 1995 amounted to $511,061 and $917,476, respectively. The decrease in chargebacks results primarily from the decrease in revenues and the increase, as a percentage of sales, relates to the Stallone Show which airs in the United States where chargebacks have historically been higher than in Canada. To date, the Company has experienced a significantly lower chargeback rate on Canadian revenue than on revenues derived from shows airing in the United States.

Cost of sales decreased by $1,449,216 or 31% for the three months ended on March 31, 1996 to $3,165,058 from $4,614,274 for the three months ended March 31, 1995 and as a percentage of sales increased to 114% for the three months ended March 31, 1996 from 76% for the three months ended March 31, 1995. The dollar decrease was primarily due to reduced revenues. The percentage increase resulted from the decrease in revenues relative to media costs which remained relatively constant for both the Exitos and JoJo shows. In addition the media, telephone transport, and service bureau costs were significantly higher on the Stallone show as a percentage of sales. These higher than anticipated costs as a percentage of revenues were the main reason for termination of the Stallone show. General and administrative expenses were $919,793 and $987,499 for the three months ended March 31, 1996 and 1995, respectively, a decrease of $67,706 or 7% in the 1996 period. General and administrative expenses as a percentage of sales increased to 33% for the three months ended March 31, 1996 from 16% for the nine months ended March 31, 1995. The increase in general and administrative expenses as a percentage of sales was due primarily to relatively constant fixed costs spread over lower net revenue compared to the prior period.

Interest expense was $21,071 and $94,241 for the three months ended March 31, 1996 and 1995, respectively, reflecting the decrease in outstanding balances of loans from West Interactive Corporation ("West"), the Company's service provider, and others and the issuance and repayment of the Debentures in January 1995 and in June 1995.

The net loss for the three months ended March 31, 1996 was $1,183,103 as compared to a net profit of $206,180 for the three months ended March 31, 1995, a decrease of $1,389,283 or 674%. Net losses for the three months ended March 31, 1996 were attributable to the poor performance of the Stallone show, lower sales revenues from the Jojo infomercial prior to the replacement show ("On The Verge of the Millennium"), the loss of revenue from discontinuing the airing of the Exitos show in Puerto Rico, and lower sales revenues from the Exitos show prior to the replacement show ("En Pos del Milenio").


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1996, net cash used in operating activities was $1,154,121, which resulted primarily from the net loss of $1,183,103. Net cash used in operating activities for the three months ended March 31, 1995 was $602,298, which resulted primarily from an increase in accounts receivable of $494,905, an increase in prepaid media of $315,558, an increase in deferred production costs of $143,292 and a decrease in accounts payable/bank overdrafts of $315,462, partially offset by net earnings of $206,180, an increase in the provision for debts of $221,777, and an increase in the provision for income taxes of $243,847.

     Cash flow used in investing activities, which was the result of investing in other assets and purchases of furniture, fixtures, and equipment, was $35,587 for the three months ended March 31, 1996. Cash used in investing activities during the three months ended March 31, 1995 was $15,938 which was the results of purchases of furniture, fixtures and equipment.

     Cash provided by financing activities for the three months ended March 31, 1996 was $14,529. This consisted principally of the decrease in the deposit with West of $485,435. This was partially offset by reductions in bank overdrafts of $206,065 and repayment of loan to service provider of $268,173. Cash provided by financing activities for the three months ended March 31, 1995 was $648,695. This consisted principally of the proceeds from the issuance of the debentures in the amount of $1,125,000 in a private placement in January 1995. This was partially offset by the increase in the deposit with West of $534,417.

     The Company's cash balance at March 31, 1996 was $142,430, working capital was ($589,334), and the ratio of current assets to current liabilities was .68 as compared to $1,317,609, $162,199, and 1.07, respectively, at December 31, 1995. The ratio of current assets to current liabilities is an indication of the Company's ability to pay its liabilities when due. The decrease in each item from December 31, 1995 to March 31, 1996 was substantially due to the losses incurred in the quarter ended March 31, 1996.

     The Company, through its subsidiaries, maintains one-year agreements with West for advances against accounts receivable collections, currently through five separate agreements providing for an aggregate credit amount up to $9,000,000 ($3,000,000 of which relates to facilities for new programs which are not currently in use) at an interest rate of prime plus 3%. These agreements are generally renewed annually upon the same terms, except that the available credit amount may vary. Two of these agreements (as to $4,000,000) expired in February 1996 and one (as to $3,000,000) expired in March 1996. All agreements were renewed upon the same terms. The remaining agreement, for the balance of $2,000,000, expires in June 1996. Advances are made at the discretion of the service provider and range from 75% to 80% of qualified receivables. Amounts advanced are due upon demand and are collateralized by the accounts receivable collections and by a guaranty of the Company's president who is also the Company's principal stockholder. As of December 31, 1995 and March 31, 1996 the Company's account receivable due from West was $799,039 and $486,260, respectively. Total amount of advances payable to West as of December 31, 1995 and March 31, 1996 totaled $740,844 and $472,671, respectively. West also withholds deposits determined at its discretion, which at December 31, 1995 and March 31, 1996 were in amounts of $863,256 and $377,827, respectively. It is anticipated that the Company, for cash flow purposes, will seek to continue this accounts receivable financing for existing and new programs which feature pay-per-call services, because collections may take up to 60 days from the date that the revenues are generated. To date, the Company has experienced collection of revenues from West within 60 days, subject to withholding for chargebacks. Chargebacks may vary by program, based principally on the nature of the service offered, the target audience, and the market in which they are aired. Chargebacks may occur well beyond the 60-day settlement cycle for 900 number receivables and West typically withholds some of the settled receivable for chargebacks beyond such 60-day period.

      Management of the Company anticipates that existing capital, accounts receivable financing, and anticipated cash flow from operations will be insufficient to fund the ongoing production of infomercials, as well as the planned expansion of the Company. Such insufficiency is due to extraordinary chargebacks in Puerto Rico and the less than anticipated revenues generated from the Stallone Show. However, the Company has taken steps to reduce overhead and to find joint venture partners and equity and/or debt investors to continue to fund production of new infomercials. It has cut back general spending, including travel, has deferred payment of part of the scheduled January 1, 1996 rent increase under its Florida office lease until July 1996, and is currently working with its landlord to find another tenant to sublet some of its space. The Company has also terminated its lease in California as of March 31, 1996, has cut back salaries by reducing its staff by six employees and reduced the salaries of its remaining employees to half-pay for a four week period ending May 10, 1996. The Company will continue to look for ways to reduce or eliminate overhead. The Company has obtained a $500,000 loan from West, its service bureau, collateralized by its 1995 Federal Tax refund. The loan is comprised of two $250,000 notes of which $400,000 has been received to date. The Company currently has no firm commitments whereby it may obtain any additional external funding. However, the Company is currently in negotiations to obtain additional external funding, which will include marketing funds for the joint venture in Mexico.

     If the Company is unable to generate significant revenues from its two new infomercials and is unable to otherwise obtain additional external funding, the Company anticipates that cash on hand plus revenues from its current infomercials will be sufficient to sustain operations at is reduced overhead levels until July 31, 1996. Based on the limited results to date, the Company believes its two new infomercials ("On The Verge of the Millennium" and "En Pos del Milenio") will generate sufficient cash flow to sustain the Company's operations for up to five months without additional capital investment. The Company might also have sufficient revenues to produce short forms. Significant new program development, however, would require additional capital. The Company has no significant commitments for capital expenditures or other major expense items, except for the Company's anticipated joint venture in Mexico.

TRENDS

     During fiscal year 1995, revenues were generated from the Exitos shows during the eight-month period in which the shows were aired in Puerto Rico, while no revenues from Puerto Rico will be generated in fiscal year 1996. Therefore, it is possible that if the new programs are not successful, revenues for the fiscal year 1996 will be lower than fiscal year 1995. Moreover, there can be no assurance that profit margins will not decrease as such new programs are added. New programs may also involve the sale of products, which management anticipates will mean higher cost and inventory carrying costs.

     The combination of the loss for the fiscal year ended December 31, 1995 with the loss for the first quarter ended March 31, 1996 has caused the Company's auditors to express doubt as to the Company's ability to continue as a going concern. The Company has addressed this situation with severe reductions in overhead described above, continuing efforts to reduce or eliminate certain overhead expenses, and efforts to obtain external equity debt or joint venture funding. Furthermore, with the introduction of the new Spanish infomercial, "En Pos del Milenio" and the new JoJo infomercial, "On The Verge of the Millennium", the Company feels it can recover in the fiscal year 1996.

     Because the Stallone Show did not perform to the anticipated standards of profitability, the Company has reduced its staff from 23 employees to 18 employees effective April 5, 1996. General and administrative expenses will increase if additional personnel needs to be hired to implement new programs.

FORWARD LOOKING STATEMENTS

     Except for the historical information set forth in this management discussion, the matters discussed herein are forward looking statements based on current expectations. Actual results may differ materially based on the relative success or failure of current programs, the outcome of pending litigation described in Item 1 of Part II of this Form 10QSB, and the Company's success or failure in obtaining external funding.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On July 28, 1995, suit was filed in Baltimore County Circuit Court. The Plaintiffs are Jacqueline Stallone and Universal Psychic Network, Inc.
("UPNI"), a subsidiary of Integrated Communication Network, Inc.   The
defendants are JTK Technologies, Inc., L.J. Marketing, Inc., Jeffrey Augen and Joel Katz. UPNI has an exclusive contract with Jacqueline Stallone for advertising, publishing, and promotion purposes with respect to providing astrological services to the public on 800 and 900 telephone lines. UPNI became aware of JTK Technologies wrongfully using the name, image, and likeness of Jacqueline Stallone by advertising a Jacqueline Stallone Club and using 800 and 900 telephone lines. L.J. Marketing is a sister company of JTK Technologies and participated in the wrongful use of Jacqueline Stallone's name, image, and likeness. Augen and Katz are officers, directors, and owners of JTK Technologies, Inc. and L.J. Marketing, Inc. and participated in the misappropriation. The suit is for an injunction restraining any further use of Jacqueline Stallone's name, likeness, or image, for damages, misappropriation of name, likeness and image and unfair competition. Defendants agreed to an injunction and an order granting the injunction was entered on/or about October 12, 1995 and remains in effect. The court has ordered claims for damages to be arbitrated and UPNI has appealed the ruling.

     Yves-Alain Duranleau and Richard Bernier sued Empowergenics, Inc., Ormazd, Inc., Integrated Communication Network, Inc., David Greenberg and Bell Canada. The action was instituted in the Superior Court for the Province of Quebec, District of Montreal, Canada, in the Case No. 96-04-18 (16:51). The case was filed April 16, 1996. The underlying facts are that Empowergenics, Inc., a Delaware corporation, a one hundred percent owned subsidiary of Integrated Communication Network, Inc. entered into two agreements with Yves-Alain Duranleau, one, an Infomercial Agreement and the other a Publishing Agreement, both dated October 18, 1995. Under the Infomercial Agreement, Empowergenics intended to develop and produce a marketing campaign to promote the sale of a book entitled "La vie le Rappelle a la Vie", one or more audio tapes featuring Mr. Duranleau and other products to be developed in the future including video tapes featuring Mr. Duranleau, seminars hosted by Mr. Duranleau and possibly other products. The Publishing Agreement gave Empowergenics the right to the book, "La vie le Rappelle a la Vie." The Infomercial Agreement contained a "Pay or Play" provision which required the Company only to pay Mr. Duranleau the amounts set forth in the Agreements if it did not wish to use Mr. Duranleau's service or develop the project. Mr. Bernier, under the Agreement, was entitled to 30% of the sums to be paid to Mr. Duranleau, but the Company had no obligation to pay Mr. Bernier directly. The lawsuit alleges that Empowergenics breached the contract with Mr. Duranleau by not going forward with the project thereby causing Mr. Duranleau and Mr. Bernier to suffer CN$413,000 worth of damages of various sorts. ICNI and David Greenberg are included in the lawsuit because the plaintiffs alleged that they were induced to enter into the Agreements by representations of Mr. Greenberg that they would be joining the ICNI Group of which Ormazd, Inc., a wholly owned subsidiary of ICNI, is a part. Ormazd, Inc. was included in the lawsuit because the plaintiffs alleged that Ormazd, Inc, is directed by ICNI and was held up as a successful project of the ICNI Group, thereby inducing the plaintiffs to enter into the Agreements. The relief that has been sought was, first, an immediate pre-judgment seizure of funds belonging to any of the defendants in the possession of Bell Canada in order to secure payment of any judgment entered against the defendants, and second, damages in the amouns of CN$289,100 for Yves-Alain Duranleau and CN$123,900 for Richard Bernier. The Company is vigorously defending this lawsuit and believes that this claim is without merit and will not have material impact on the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.22   West Interactive Corporation - Demand Note
          11.2    Statement re:  computation of per share earnings
          27      Financial Data Schedule (for SEC use only)


          (b)     Reports on Form 8-K

                  None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 13, 1996

                                INTEGRATED COMMUNICATION NETWORK, INC.



                                By  /s/ Donald F. Mann
                                   ----------------------------
                                    Donald F. Mann
                                    Chief Financial Officer