Form 10QSB
period 1996-06-30
INTEGRATED COMMUNICATION NETWORK INC
filed 1996-08-23
CIK 927856

                                  Form 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.



              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

   For the Quarterly Period Ending June 30, 1996 Commission File No. 0-26294


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

                               YES       NO  X  *
                                   ---      ----

As of August 23, 1996 the Registrant had 2,372,500 shares of Common Stock, issued and outstanding.

Transitional Small Business Disclosure Format:    YES         NO X
                                                     ----       ----

================================================================================
*All filings have been timely, except this June 30, 1996 10-QSB

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statement

                 Attached

                         PART I - FINANCIAL STATEMENTS
                         Item I - Financial Statements
            Integrated Communication Network, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                          ASSETS
                                                                                June  30,       December 31,
                                                                                  1996              1995
                                                                               -----------      ------------
                                                                               (Unaudited)
Current assets
   Cash and cash equivalents                                                   $     26,635     $  1,317,609
   Accounts receivable, less allowance for doubtful accounts of approximately $340,313 at June 30, 1996 and $891,500
      at December 31, 1995, respectively                                            725,768          799,039
   Inventory                                                                         94,355           94,355
   Prepaid media costs                                                              193,145          119,807
   Income tax receivable                                                            389,264          243,420
   Other receivable                                                                  37,600           40,600
   Prepaid royalties, fees, and expenses                                             52,238           33,738
                                                                               ------------     ------------

             Total current assets                                                 1,519,005        2,648,568

Furniture, fixtures and equipment, net of accumulated depreciation of $33,430 at June 30, 1996 and $24,130 at December 31, 1995,
   respectively                                                                      96,267          103,455

Other assets
   Deferred production costs, net                                                   211,228          122,854
   Deposits                                                                         148,536          863,256
   Other assets                                                                      73,245              -
                                                                               ------------     ------------

             Total assets                                                      $  2,048,281     $  3,738,133
                                                                               ============     ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank overdraft                                                              $    259,748     $    461,821
   Accounts payable                                                                 975,055          582,698
   Accrued expenses                                                                 449,078          685,450
   Notes payable - service provider                                               1,324,158          740,844
   Notes payable - other                                                             12,222           15,556
                                                                               ------------     ------------

             Total current liabilities                                            3,020,261        2,486,369

Commitments                                                                             -                -

Stockholders' equity
   Preferred stock - $.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                                      -                -
   Common stock - $.01 par value, 10,000,000 shares
      authorized, 2,355,000 shares and 2,350,000 shares
      issued and outstanding at June 30, 1996 and
      December 31, 1995, respectively                                                23,550           23,500
   Additional paid-in capital                                                     5,601,928        5,596,978
   Retained deficit                                                              (6,597,458)      (4,368,714)
                                                                               ------------      -----------

      Total stockholders' equity <Deficit>                                         (971,980)       1,251,764
                                                                              -------------     ------------

             Total liabilities and stockholders' equity                        $  2,048,281     $  3,738,133
                                                                               ============     ============

The accompanying notes are an integral part of these statements.

            INTEGRATED COMMUNICATION NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three Months Ended                 Six Months Ended
                                                        June 30                            June 30
                                                  1996             1995             1996             1995
                                            -------------    -------------    -------------    -------------
Revenue - net                               $   1,549,648    $   4,400,119    $   4,333,775    $  10,455,767

Operating costs and expenses
   Cost of sales                                1,718,153        4,121,669        4,883,212        8,735,943
   General and administrative                     862,739          864,944        1,800,213        1,852,443
                                             ------------     ------------     ------------     ------------

     Total operating costs and expenses         2,580,892        4,986,613        6,683,425       10,588,386
                                             ------------     ------------     ------------     ------------

     Earnings (loss) from operations           (1,031,244)        (586,494)      (2,349,650)        (132,619)
                                             ------------     ------------     ------------      -----------

Other income (expense)
   Interest income                                   358              -               9,116            -
   Interest expense                              (12,391)          (83,587)         (33,462)        (177,828)
   Other income <Expense>                          5,234             1,594           (4,748)           6,254
                                             -----------     -------------     ------------     ------------

      Total other expense                         (6,799)          (81,993)         (29,094)        (171,574)
                                             -----------      ------------     ------------     ------------

      Earnings (loss) before provision
        for income taxes                      (1,038,043)         (668,487)      (2,378,744)        (304,193)

Provision (benefit) for income taxes             (19,000)         (285,691)        (150,000)        (127,577)
                                             -----------      ------------     ------------     ------------

      Net earnings (loss)                   $ (1,019,043)    $    (382,796)   $  (2,228,744)   $    (176,616)
                                            ============     =============    =============    =============

Earnings (loss) per share - primary         $       (.43)    $        (.31)   $        (.95)   $        (.14)
                                            =============    =============    =============    =============

Earnings (loss) per share - fully diluted   $       (.43)    $        (.31)   $        (.95)   $        (.14)
                                            ============     =============    =============    =============



The accompanying notes are an integral part of these statements.

            Integrated Communication Network, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                             -------------------------------
                                                                                  1996              1995
                                                                             -------------     -------------
Cash flows from operating activities:
   Net earnings (loss)                                                       $ (2,228,744)     $    (176,616)
   Adjustments to reconciled net earnings (loss) to net cash
     used in operating activities:
      Depreciation and amortization                                               200,954            363,201
      Provision for bad debts                                                    (551,187)           139,688
      Provision for bad debts of affiliate                                             -             (40,400)
      Provision for deferred taxes                                                     -             (54,927)
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                              624,458           (496,262)
          (Increase) in prepaid royalties fees  and expenses                      (18,500)           (74,568)
          (Increase) in deferred production costs                                (275,028)          (364,786)
          (Increase) in prepaid media costs                                       (73,338)          (290,075)
          (Increase) in income tax receivable                                    (145,844)               -
          Decrease in other receivable                                              3,000                -
          Decrease (increase) in security deposits                                 25,000             (5,643)
          Decrease in due from affiliate                                               -             148,400
          Increase in accounts payable                                            392,357            165,232
          Increase (decrease) in accrued expenses                                (236,372)           107,647
          Increase (decrease) in income taxes payable                                  -             (72,650)
                                                                             ------------      -------------
             Net cash used in operating activities                             (2,283,244)          (651,759)

Cash used in investing activities:
   Purchase of joint venture interest                                             (73,245)               -
   Purchase of furniture, fixtures and equipment                                   (2,112)           (47,246)
                                                                             ------------      -------------
             Net cash used in investing activities                                (75,357)           (47,246)

Cash flows from financing activities:
   Increase (Reduction) in bank overdrafts                                       (202,073)             5,898
   Deferred financing and offering costs                                              -             (510,629)
   Deposit with lender                                                            689,720           (465,205)
   (Repayment) proceeds of loan - service provider - net                          583,314             86,481
   Repayment of loans - other                                                      (3,334)           (53,415)
   Proceeds from issuance of subordinated debentures                                  -            1,625,000
   Proceeds from issuance of common stock                                             -                  -
   Stock subscriptions received                                                       -               10,875
                                                                             ------------      -------------
             Net cash provided by financing activities                          1,067,627            699,005
                                                                             ------------      -------------
Net change in cash                                                             (1,290,974)               -

Cash - beginning of period                                                      1,317,609                -
                                                                             ------------      -------------
Cash - end of period                                                         $     26,635      $         -
                                                                             ============      =============
Supplemental disclosures of cash flow information:
   Interest paid during the period                                           $     33,462      $     155,003
                                                                             ============      =============

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

2.       INCOME TAXES

         The Company estimates that its foreign tax losses will be approximately $375,000 for the year ended December 31, 1996. This loss will be carried back to an earlier year resulting in a tax benefit of approximately $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended June 30,1996 compared to the Six Months Ended June 30, 1995

         Total revenues consist of revenues, net of chargebacks processed and to be processed by the long distance carrier. Total net revenues for the six months ended June 30, 1996 decreased by $6,121,992, or approximately 59%, to $4,333,775 from $10,455,767 for the six months ended June 30, 1995. This decrease is attributable to discontinuation of business in Puerto Rico in September 1995, the decreased revenues of the Exitos and the JoJo infomercials, the lower than expected results of the Stallone show, and increased chargebacks in the United States. Puerto Rico accounted for approximately $2,500,000 of net revenues for the 1995 period. The decreased revenue of the Exitos show was due to predictable declines associated with aging (the show has been aired for over one year) and the reduction of media buys due to unfavorable rates. The Company has produced a new version of Exitos entitled "En Pos del Milenio", which began airing around March 17, 1996. The JoJo infomercial was also aged (about 10 months) and has been reworked as a new show entitled "On the Verge of the Millennium" (both French and English versions), which began airing on April 1, 1996. The Company stopped airing the Stallone show on March 31, 1996 due to its poor performance. For the six months ended June 30, 1996, the Exitos and "En Pos de Milenio" infomercials generated net revenues of $923,084 (21%), the Jojo infomercials generated net revenues of $2,721,856 (63%), and the Stallone show generated net revenues of $659,066 (15%). Chargebacks for the six months ended June 30, 1996 and 1995 amounted to $1,060,010 and $1,802,968, respectively. The decrease in chargebacks results primarily from the decrease in revenues and the increase, as a percentage of sales, relates to the Stallone Show which airs in the United States where chargebacks have historically been higher than in Canada, the absence of Puerto Rican sales where the chargebacks for the six months ended June 30, 1995 were a lower percentage and an increase in the chargebacks in the United States on the Exitos infomercial. To date, the Company has experienced a significantly lower chargeback rate on Canadian revenue than on revenues derived from shows airing in the United States.

         Cost of sales decreased by $3,852,731 or 44% for the six months ended on June 30, 1996 to $4,883,212 from $8,735,943 for the six months ended June 30, 1995 and as a percentage of sales increased to 113% for the six months ended June 30, 1996 from 84% for the six months ended June 30, 1995. The dollar decrease was primarily due to reduced revenues. The percentage increase resulted from the decrease in revenues relative to media costs which remained relatively constant for both the Exitos and JoJo shows. In addition, the media, telephone transport, and service bureau costs were significantly higher on the Stallone show as a percentage of sales. These higher than anticipated costs as a percentage of revenues were the main reason for termination of the Stallone show.

         General and administrative expenses were $1,800,213 and $1,852,443 for the six months ended June 30, 1996 and 1995, respectively, a decrease of $52,230 or 3% in the 1996 period. General and administrative expenses as a percentage of sales increased to 42% for the six months ended June 30, 1996 from 18% for the six months ended June 30, 1995. The increase in general and administrative expenses as a percentage of sales was due primarily to relatively constant fixed costs spread over lower net revenue compared to the prior period.

         Interest expense was $33,462 and $177,828 for the six months ended June 30, 1996 and 1995, respectively, reflecting the decrease in outstanding balances of loans from West Interactive Corporation ("West"), the Company's service provider, and others and the issuance and repayment of the Debentures in January 1995 and in June 1995.

         The net loss for the six months ended June 30, 1996 was $2,228,744 as compared to a loss of $176,616 for the six months ended June 30, 1995, an increase of $2,052,128 or 1162%. Net losses for the six months ended June 30, 1996 were attributable to the poor performance of the Stallone show, lower sales revenues from the Jojo infomercial prior to the replacement show ("On The Verge of the Millennium"), the loss of revenue from discontinuing the airing of the Exitos show in Puerto Rico, and lower sales revenues from the Exitos show prior to the replacement show ("En Pos del Milenio") together with relatively constant fixed costs.


Three Months Ended June 30, 1996 compared to the Three Months Ended June 30,
1995

         Total revenues consist of revenues, net of chargebacks processed and to be processed by the long distance carrier. Total net revenues for the three months ended June 30, 1996 decreased by $2,850,471, or approximately 65%, to $1,549,648 from $4,400,119 for the three months ended June 30, 1995. This decrease is attributable to discontinuation of business in Puerto Rico in September 1995, the decreased revenues of the Exitos and the JoJo infomercials. Puerto Rico accounted for approximately $1,000,000 of net revenues for the 1995 period. The decreased revenue of the Exitos show was due to predictable declines associated with maturity, the reduction of media buys due to unfavorable rates, not being able to average expenses with Puerto Rican revenue, and increased chargebacks. Revenues decreased for the JoJo infomercial due to maturity and media was reduced due to unfavorable rates. For the three months ended June 30, 1996, the Exitos infomercial generated net revenues of $159,295 (10%), the Jojo infomercial generated net revenues of $1,346,991 (87%), and the Stallone show generated net revenues of $35,887 (02%). Chargebacks for the three months ended June 30, 1996 and 1995 amounted to $548,949 and $885,491, respectively. The decrease in chargebacks results primarily from the decrease in revenues and the increase, as a percentage of sales, relates to the Stallone Show which airs in the United States where chargebacks were higher than in Canada, the higher chargeback rate of the Exitos infomercial in the United States, and the absence of the lower chargeback rate in Puerto Rico. To date, the Company has experienced a significantly lower chargeback rate on Canadian revenue than on revenues derived from shows airing in the United States.


         Cost of sales decreased by $2,403,516 or 58% for the three months ended on June 30, 1996 to $1,718,153 from $4,121,669 for the three months ended June 30, 1995 and as a percentage of sales increased to 111% for the three months ended June 30, 1996 from 94% for the three months ended June 30, 1995. The dollar decrease was primarily due to reduced revenues. The percentage increase resulted from the decrease in revenues relative to media costs which remained relatively constant for both the En Pos del Milenio and JoJo shows and media costs were higher on one major Canadian network compared to the prior period.

         General and administrative expenses were $862,739 and $864,944 for the three months ended June 30, 1996 and 1995, respectively, a decrease of $2,205 or 0% in the 1996 period. General and administrative expenses as a percentage of sales increased to 56% for the three months ended June 30, 1996 from 20% for the three months ended June 30, 1995. The increase in general and administrative expenses as a percentage of sales was due primarily to relatively constant fixed costs spread over lower net revenue compared to the prior period.

         Interest expense was $12,391 and $83,587 for the three months ended June 30, 1996 and 1995, respectively, reflecting the decrease in outstanding balances of loans from West Interactive Corporation ("West"), the Company's service provider, and others and the issuance and repayment of the Debentures in January 1995 and in June 1995.

         The net loss for the three months ended June 30, 1996 was $1,019,043 as compared to a net loss of $382,796 for the three months ended June 30, 1995, a increase of $636,247 or 166%. Net losses for the three months ended June 30, 1996 were attributable to lower sales revenues from the Jojo infomercial, the loss of revenue from discontinuing the airing of the Exitos show in Puerto Rico, lower net sales revenues from the En Pos de Milenio show, relatively constant fixed costs, and a decreased tax benefit compared to the prior period.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1996, net cash used in operating activities was $2,283,244, which resulted primarily from the net loss of $2,228,744. Net cash used in operating activities for the six months ended June 30, 1995 was $651,759, which resulted primarily from an increase in accounts receivable of $496,262, an increase in prepaid media of $290,075, and an increase in deferred production costs of $364,786, partially offset by an increase in the provision for bad debts of $139,688, and depreciation and amortization of $363,201.

         Cash flow used in investing activities, which was the result of investing in other assets and purchases of furniture, fixtures, and equipment, was $75,357 for the six months ended June 30, 1996. Cash used in investing activities during the six months ended June 30, 1995 was $47,246 which was the results of purchases of furniture, fixtures and equipment.

         Cash provided by financing activities for the six months ended June 30, 1996 was $1,067,627. This consisted principally of the decrease in the deposit with West of $689,720 and proceeds of loan from service provider of $583,314. This was partially offset by reductions in bank overdrafts of $202,073. Cash provided by financing activities for the six months ended June 30, 1995 was $699,005. This consisted principally of the proceeds from the issuance of the debentures in the amount of $1,125,000 in a private placement in January 1995 and $500,000 in debentures in June 1995.
This was partially offset by the increase in the deposit with West of $465,205 and deferred financing and offering costs of $510,269.

         The Company's cash balance at June 30, 1996 was $26,635, working capital was ($1,501,256), and the ratio of current assets to current liabilities was .50 as compared to $1,317,609, $162,199, and 1.07, respectively, at December 31, 1995. The ratio of current assets to current liabilities is an indication of the Company's ability to pay its liabilities when due. The decrease in each item from December 31, 1995 to June 30, 1996 was substantially due to the losses incurred in the six months ended June 30, 1996.

         The Company, through its subsidiaries, maintains one-year agreements with West for advances against accounts receivable collections, currently through four separate agreements providing for an aggregate credit amount up to $7,000,000 ($3,000,000 of which relates to facilities for new programs which are not currently in use) at an interest rate of prime plus 3%. These agreements are generally renewed annually upon the same terms, except that the available credit amount may vary. Advances are made at the discretion of the
service provider and range from 75% to 80% of qualified  receivables.   Amounts
advanced are due upon demand and are collateralized by the accounts receivable collections and by a guaranty of the Company's president who is also the Company's principal stockholder. As of December 31, 1995 and June 30, 1996 the Company's account receivable due from West was $799,039 and $725,768, respectively. Total amount of advances payable to West as of December 31, 1995 and June 30, 1996 totaled $740,844 and $1,324,158, respectively. West also withholds deposits determined at its discretion, which at December 31, 1995 and June 30, 1996 were in amounts of $863,256 and $148,536, respectively. It is anticipated that the Company, for cash flow purposes, will seek to continue this accounts receivable financing for existing and new programs which feature pay-per- call services, because collections may take up to 60 days from the date that the revenues are generated. To date, the Company has experienced collection of revenues from West within 60 days, subject to withholding for chargebacks. Chargebacks may vary by program, based principally on the nature of the service offered, the target audience, and the market in which they are aired. Chargebacks may occur well beyond the 60-day settlement cycle for 900 number receivables and West typically withholds some of the settled receivable for chargebacks beyond such 60-day period.

         Management of the Company anticipates that existing capital, accounts receivable financing, and anticipated cash flow from operations will be insufficient to fund the ongoing production of infomercials, as well as the planned expansion of the Company. Such insufficiency is due to extraordinary chargebacks in Puerto Rico, the loss of revenue from Puerto Rico, and the less than anticipated revenues generated from the Stallone Show. However, the Company has taken steps to reduce overhead and to find joint venture partners and equity and/or debt investors to continue to fund production of new infomercials. Since December 31, 1995, it has cut back general spending, including travel, has deferred payment of part of the scheduled January 1, 1996 rent increase under its Florida office lease and renegotiated its lease for less space. In addition, the Company has also terminated its lease in California as of March 31, 1996, reduced staff by six employees in April 1996 and temporarily reduced its remaining staff to half pay. All remaining employees are currently at full pay. The Company will continue to look for ways to reduce or eliminate overhead. The Company has obtained a $500,000 loan and an additional $100,000 loan from West, its service bureau, collateralized respectively by its 1995 Federal Tax refund and by its inventory. The loans are comprised of two $250,000 demand notes and a $100,000 demand note, of which $600,000 has been advanced. $250,000 has been repaid from the proceeds of the tax return exhausting this source of security. The notes bear interest at prime plus 3%. The Company currently has no firm commitments whereby it may obtain any additional external funding. However, the Company is currently in negotiations to obtain additional external funding, which will include marketing funds for the joint venture in Mexico.

         If the Company is unable to continue to generate significant revenues from its two new infomercials and is unable to otherwise obtain additional external funding, the Company anticipates that cash on hand plus revenues from its current infomercials will be sufficient to sustain operations at its reduced overhead levels until September 30, 1996. New program development would require additional capital. The Company has no significant commitments for capital expenditures or other major expense items, except for the Company's anticipated joint venture in Mexico.

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

         The combination of the loss for the fiscal year ended December 31, 1995 with the loss for the six months ended June 30, 1996 has caused the Company's auditors to express doubt as to the Company's ability to continue as a going concern. The Company has addressed this situation with severe reductions in overhead described above, continuing efforts to reduce or eliminate certain overhead expenses, and efforts to obtain external equity debt or joint venture funding. Furthermore, with the new Spanish infomercial, "En Pos del Milenio" and the new JoJo infomercial "On the Verge of the Millennium", and if the Company succeeds in obtaining external financing for its new projects, the Company feels it can still recover in the fiscal year 1996.

         General and administrative expenses will increase if additional personnel needs to be hired to implement new programs.

FORWARD LOOKING STATEMENTS

         Except for the historical information set forth in this management discussion, the matters discussed herein are forward looking statements based on current expectations. Actual results may differ materially based on the relative success or failure of current programs, the outcome of pending litigation described in Item 1 of Part II of this Form 10QSB and the Company's success or failure in obtaining external funding.

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

On July 18, 1996 a complaint was filed in the Circuit Court of Dade County, Florida. The Plaintiff, Univision Television Group claims the Company owes them $22,312.50 for performed work, labor and/or service for and on behalf of the Company. The amount of damage sought is $22,312.50 together with interest for 30 days from the date of the respective invoices and cost of the action. The Company is vigorously defending the lawsuit and believes that this claim is without merit and would not have a material impact on the Company.

On July 26, 1996 the Company was served with a shareholder class action lawsuit filed in the United States District Court for the Southern District of Florida. The lawsuit, which names the Company and its officers and directors, alleges violation of the federal securities law in connection with omitting material facts and disclosures in the registration statement and prospectus for its initial public offering in June 1995. The complaint does not specify the amount of damages sought. The Company believes that the allegations of the complaint are without merit and the Company intends to defend vigorously.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.23            West Demand Note

                 11.              Statement re:  computation of per share
                                  earnings

                 27.              Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K

                 Report on Form 8-K was filed on July 9, 1996 with respect to the NASDAQ delisting.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 23, 1996

                                  INTEGRATED COMMUNICATION NETWORK, INC.



                                  By /s/Donald F. Mann
                                     ---------------------------
                                        Donald F. Mann
                                        Chief Financial Officer